Form 10-Q
period 1998-03-31
PREMIER AUTO TRUST 1998-2
filed 1998-05-14
CIK 1061776

Conformed Copy



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q



/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended     March 31, 1998
                                        --------------------

                                      OR

/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

        For the transition period from  __________  to  _____________

Commission file number   -
                       ---------


                          PREMIER AUTO TRUST 1998-2
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        State of Delaware                                    52-2099121
-----------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S.  Employer
 incorporation or organization)                          Identification No.)


27777 Franklin Road, Southfield, Michigan                          48034
-----------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code       (248) 948-3058
                                                   --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes ______  No __ X __

                        PART I. FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information (see Note 1). Results for interim periods should not be considered indicative of results for a full year.

ITEM 1.        FINANCIAL STATEMENTS - (CONTINUED)


                          PREMIER AUTO TRUST 1998-2
                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                                MARCH 31, 1998
                           (in millions of dollars)

ASSETS

Cash and Cash Equivalents (Note 1)                          $   28.7

Receivables (Note 3)                                         1,079.9
                                                            --------


TOTAL ASSETS                                                $1,108.6
                                                            ========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 1)               $   58.6

Asset Backed Notes (Notes 3 and 4)                           1,050.0
                                                            --------


TOTAL LIABILITIES AND EQUITY                                $1,108.6
                                                            ========


See Notes to Financial Statements.

ITEM 1.        FINANCIAL STATEMENTS - (CONTINUED)


                          PREMIER AUTO TRUST 1998-2
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
       FOR THE PERIOD MARCH 1, 1998 (INCEPTION) THROUGH MARCH 31, 1998
                           (in millions of dollars)


CASH RECEIPTS

Proceeds from Sale of Notes                             $1,050.0

Collections of Principal & Interest, and Other              28.7
                                                        --------

TOTAL CASH RECEIPTS                                      1,078.7
                                                        ========



CASH DISBURSEMENTS

Purchase of Receivables                                  1,050.0
                                                        --------
TOTAL CASH DISBURSEMENTS                                 1,050.0
                                                        --------
CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS           $   28.7
                                                        ========


See Notes to Financial Statements.

                          PREMIER AUTO TRUST 1998-2
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements of Premier Auto Trust 1998-2 (the "Trust") are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles. The primary difference from the accrual basis to this basis is that the financial statements do not record accrued interest receivable on the Receivables or accrued interest payable on the Notes from the most recent Distribution Date to the balance sheet date.

Cash and Cash Equivalents

Short-term instruments with a maturity of less than three months when purchased are considered to be cash equivalents. The Trust received certain cash deposits from Chrysler Financial Corporation ("CFC") which are held as liquidity and credit enhancement reserves and invested in short-term instruments. Under the Sale and Servicing Agreement, the servicer is required to convey principal and interest collections to the Trust within two business days after their receipt. The Trust invests these collections in short-term instruments pending distribution.

Amounts Held for Future Distribution

Amounts held for future distribution represent certain short-term investments held for future distributions to Noteholders, and for liquidity and credit enhancement reserves. Amounts held for liquidity and credit enhancement reserves which are not utilized for future distributions to Noteholders will be distributed to Premier Receivables L.L.C. ("Premier L.L.C.").


NOTE 2 - RELATED PARTIES

Premier L.L.C. is a limited liability company controlled by CFC. On May 7, 1998, CFC's parent, Chrysler Corporation ("Chrysler"), announced that it and Daimler-Benz Aktiengesellschaft ("Daimler") and Oppenheim Aktiengesellschaft ("Newco") entered into a Business Combination Agreement (the "Business Combination Agreement") providing, subject to the terms and conditions set forth therein, for (i) the merger of a special purpose merger subsidiary with and into Chrysler; (ii) an offer by Newco to exchange one Newco ordinary share of stock for each Daimler ordinary share of stock; and (iii) the merger of Daimler with and into Newco. As a result of these transactions, Newco will be owned by the stockholders of Chrysler and Daimler, and Chrysler will be a wholly owned subsidiary of Newco. Consummation of the transactions contemplated by the Business Combination Agreement is subject to the approval of Chrysler's and Daimler's stockholders and Daimler's Supervisory Board, the receipt of certain regulatory approvals, and the satisfaction or waiver of various other conditions.

                          PREMIER AUTO TRUST 1998-2
                        NOTES TO FINANCIAL STATEMENTS


NOTE 3 - SALE OF ASSET BACKED NOTES

The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of March 1, 1998, among Premier L.L.C., CFC, and Chase Manhattan Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On March 30, 1998, the Trust issued $200,000,000 aggregate principal amount of 5.6075% Asset Backed Notes, Class A-1 (the "Class A-1 Notes"), $330,000,000 aggregate principal amount of 5.76% Asset Backed Notes, Class A-2 (the "Class A-2 Notes"), $250,000,000 aggregate principal amount of 5.77% Asset Backed Notes, Class A-3 (the "Class A-3 Notes"), and $230,625,000 aggregate principal amount of 5.82% Asset Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Class A Notes"). The Trust also issued $39,375,000 aggregate principal amount of 6.06% Asset Backed Notes, Class B (the "Class B Notes" and, together with the Class A Notes, the "Notes"). The Notes were issued pursuant to an Indenture dated as of March 1, 1998, between the Trust and The Bank of New York, as Indenture Trustee. The assets of the Trust include a pool of motor vehicle retail installment sale contracts ("Receivables"), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after March 18, 1998, transferred to the Trust by CFC on March 30, 1998. The Notes are secured by the assets of the Trust pursuant to the Indenture.


NOTE 4 - PRINCIPAL AND INTEREST PAYMENTS

Interest on the Notes will accrue at the respective fixed per annum interest rates specified above. Interest on the Notes will generally be payable on the sixth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day (each, a "Distribution Date"), commencing April, 6, 1998. Principal of the Notes will be payable on each Distribution Date to the extent described in the Prospectus Supplement dated March 24, 1998, and the Prospectus dated September 10, 1997 (collectively, the "Prospectus"); however, no principal payments will be made (i) on the Class A-2 Notes until the Class A-1 Notes have been paid in full, (ii) on the Class A-3 Notes until the Class A-2 Notes have been paid in full, (iii) on the Class A-4 Notes until the Class A-3 Notes have been paid in full or (iv) on the Class B Notes until the Class A-4 Notes have been paid in full. Each class of the Notes will be payable in full on the applicable final scheduled Distribution Date as set forth in the Prospectus. However, payment in full of a class of Notes could occur earlier than such dates as described in the Prospectus. In addition, the Class A-4 Notes and Class B Notes will be subject to redemption in whole, but not in part, on any Distribution Date on which the Servicer exercises its option to purchase the Receivables. The Servicer may purchase the Receivables when the aggregate principal balance of the Receivables shall have declined to 10% or less of the initial aggregate principal balance of the Receivables purchased by the Trust.


NOTE 5 - FEDERAL INCOME TAXES

In the opinion of outside legal counsel, for federal income tax purposes, the Notes will be characterized as debt, and the Trust will not be characterized as an association (or a publicly traded partnership) taxable as a corporation.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement (the "Trust Agreement") dated as of March 1, 1998, among Premier L.L.C., CFC, and Chase Manhattan Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On March 30, 1998, the Trust issued $200,000,000 aggregate principal amount of 5.6075% Asset Backed Notes, Class A-1 (the "Class A-1 Notes"), $330,000,000 aggregate principal amount of 5.76% Asset Backed Notes, Class A-2 (the "Class A-2 Notes"), $250,000,000 aggregate principal amount of 5.77% Asset Backed Notes, Class A-3 (the "Class A-3 Notes"), and $230,625,000 aggregate principal amount of 5.82% Asset Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Class A Notes"). The Trust also issued $39,375,000 aggregate principal amount of 6.06% Asset Backed Notes, Class B (the "Class B Notes" and, together with the Class A Notes, the "Notes"). The Notes were issued pursuant to an Indenture dated as of March 1, 1998, between the Trust and The Bank of New York, as Indenture Trustee. The assets of the Trust include a pool of motor vehicle retail installment sale contracts (the "Receivables"), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after March 18, 1998, transferred to the Trust by CFC on March 30, 1998. The Notes are secured by the assets of the Trust pursuant to the Indenture.

The Trust has no employees.

                          PART II. OTHER INFORMATION


ITEMS 1,2,3,4,5

There is nothing to report with regard to these items.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are filed as a part of this report:

Exhibit No.

     3         Certificate of Trust of Premier Auto Trust 1998-2.

     4.1 Amended and Restated Trust Agreement, dated as of March 1, 1998, among Premier Receivables L.L.C., Chrysler Financial Corporation and Chase Manhattan Bank Delaware, as Owner Trustee.

     4.2 Indenture, dated as of March 1, 1998, between Premier Auto Trust 1998-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A).

     4.3 Sale and Servicing Agreement, dated as of March 1, 1998, between Premier Auto Trust 1998-2 and Chrysler Financial Corporation (excluding Schedules A and C).

    27         Financial Data Schedule


(b) No reports on Form 8-K were filed by the Trust during the quarter for which this report is filed.

                          PREMIER AUTO TRUST 1998-2


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                               Premier Auto Trust 1998-2 (Registrant)
                         By:   Chrysler Financial Corporation, as Servicer
                               -------------------------------------------






Date:  May 12, 1998      By:   /s/ T.F. Gilman
                               ---------------------------------------------
                               T. F. Gilman, Vice President and Controller
                                                Principal Accounting Officer

                          PREMIER AUTO TRUST 1998-2


                                EXHIBIT INDEX



     Exhibit
     Number                   Description of Exhibit
     -------                  ----------------------

        3           Certificate of Trust of Premier Auto Trust 1998-2.

        4.1 Amended and Restated Trust Agreement, dated as of March 1, 1998, among Premier Receivables L.L.C., Chrysler Financial Corporation and Chase Manhattan Bank Delaware, as Owner Trustee.

        4.2 Indenture, dated as of March 1, 1998, between Premier Auto Trust 1998-2 and The Bank of New York, as Indenture Trustee (excluding Schedule A).

        4.3 Sale and Servicing Agreement, dated as of March 1, 1998, between Premier Auto Trust 1998-2 and Chrysler Financial Corporation (excluding Schedules A and C).

       27           Financial Data Schedule