Form 10-Q
period 1998-06-30
PREMIER AUTO TRUST 1998-2
filed 1998-08-14
CIK 1061776

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended   June 30, 1998
                                     ---------------

                                      OR

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

      For the transition period from              to
                                    --------------  --------------

Commission file number   -
                      ----------------

                          PREMIER AUTO TRUST 1998-2
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  State of Delaware                            52-2099121
-----------------------------------------------------------------------------
        (State or other jurisdiction of                   (I.R.S.  Employer
         incorporation or organization)                    Identification No.)


           27777 Franklin Road, Southfield, Michigan                   48034
-----------------------------------------------------------------------------
           (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code       (248) 948-3058
                                                   -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes___ X___   No___

                        PART I. FINANCIAL INFORMATION
                        -----------------------------


ITEM 1.     FINANCIAL STATEMENTS
-------     --------------------

The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information (see Note 1). Results for interim periods should not be considered indicative of results for a full year.

-------     ----------------------------------


                          PREMIER AUTO TRUST 1998-2
                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                                JUNE 30, 1998
                           (in millions of dollars)


ASSETS

Cash and Cash Equivalents (Note 1)                                   $   10.6

Receivables (Note 3)                                                    991.6
                                                                     --------
TOTAL ASSETS                                                         $1,002.2
                                                                     ========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 1)                        $   36.0

Asset Backed Notes (Notes 3 and 4)                                      966.2
                                                                     --------
TOTAL LIABILITIES AND EQUITY                                         $1,002.2
                                                                     ========

See Notes to Financial Statements.

-------     ----------------------------------


                          PREMIER AUTO TRUST 1998-2
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
        FOR THE PERIOD MARCH 1, 1998 (INCEPTION) THROUGH JUNE 30, 1998
                           (in millions of dollars)

CASH RECEIPTS

Proceeds from Sale of Notes                                          $  1,050.0

Collections of Principal & Interest, and Other                            107.3
                                                                     ----------

TOTAL CASH RECEIPTS                                                     1,157.3
                                                                     ----------


CASH DISBURSEMENTS

Purchase of Receivables                                                 1,050.0

Distributions of Principal & Interest, and Other                           96.7
                                                                     ----------

TOTAL CASH DISBURSEMENTS                                                1,146.7
                                                                     ----------
CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS                        $     10.6
                                                                     ==========

See Notes to Financial Statements.

------------------------------------------


                          PREMIER AUTO TRUST 1998-2
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

Cash and Cash Equivalents

Short-term instruments with a maturity of less than three months when purchased are considered to be cash equivalents. The Trust received certain cash deposits from Chrysler Financial Corporation ("CFC") which are held as liquidity and credit enhancement reserves and invested in short-term instruments. Under the Sale and Servicing Agreement, the servicer is required to convey principal and interest collections to the Trust within two business days after their receipt. The Trust invests these collections in short-term instruments pending distribution. If CFC maintains a short-term rating of at least A-1 by Standard & Poor's and P-1 by Moody's, the servicer may convey the principal and interest collections to the Trust on a monthly basis. In May 1998, CFC met the rating requirements and the servicer began to convey collections to the Trust on a monthly basis.

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


NOTE 2 - RELATED PARTIES
------------------------

Premier L.L.C. is a limited liability company controlled by CFC. On May 7, 1998, CFC's parent, Chrysler Corporation ("Chrysler"), Daimler-Benz Aktiengesellschaft ("Daimler") and DaimlerChrysler Aktiengesellschaft ("DaimlerChrysler") entered into a Business Combination Agreement providing for (i) the merger of a newly created Delaware corporation with and into Chrysler ("the Chrysler Merger"); (ii) an offer by DaimlerChrysler to exchange DaimlerChrysler ordinary shares for Daimler ordinary shares; and
(iii) the merger of Daimler with and into DaimlerChrysler. In the Chrysler Merger, each share of outstanding Chrysler common stock will be converted into the right to receive DaimlerChrysler shares. As a result of these transactions, DaimlerChrysler will be owned by the former shareholders of Chrysler and Daimler, and Chrysler will be a wholly owned subsidiary of DaimlerChrysler. Consummation of the transactions contemplated by the Business Combination Agreement is subject to the approval of Chrysler's and Daimler's shareholders, regulatory approvals and the satisfaction or waiver of various other conditions as more fully described in the Agreement.

------------------------------------------


                          PREMIER AUTO TRUST 1998-2
                        NOTES TO FINANCIAL STATEMENTS


NOTE 3 - SALE OF ASSET BACKED NOTES
-----------------------------------

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


NOTE 4 - PRINCIPAL AND INTEREST PAYMENTS
----------------------------------------

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

NOTE 5 - FEDERAL INCOME TAXES
-----------------------------

In the opinion of outside legal counsel, for federal income tax purposes, the Notes will be characterized as debt, and the Trust will not be characterized as an association (or a publicly traded partnership) taxable as a corporation.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------   ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------


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

The Trust has no employees.

                          PART II. OTHER INFORMATION
                          --------------------------


ITEM 1
------

There is nothing to report with regard to this item.


ITEM 2
------

  (1)   The effective date of the Securities Act registration statement:
        August 1, 1997. The date of the Prospectus Supplement is March 24,
        1998.


  (2)   The offering date:  March 24, 1998


  (4)   The offering did not terminate before any securities were sold.


  (i) The offering has terminated and all securities registered were sold before termination.


 (ii)   The name(s) of the managing underwriter(s):

        Bear, Stearns & Co. Inc.
        Merrill Lynch, Pierce, Fenner & Smith Incorporated.
        Salomon Brothers Inc

(iii)   The title of each class of securities registered:

        5.76% Asset Backed Notes, Class A-2
        5.77% Asset Backed Notes, Class A-3
        5.82% Asset Backed Notes, Class A-4
        6.06% Asset Backed Notes, Class B

 (iv) For each class of securities (other than a class of securities into which a class of convertible securities registered may be converted without additional payment to the issuer):



                                                Aggregate                                Aggregate
                                                 price of                                 offering
     Title                                      offering                                  price of
      of              Amount                     amount                  Amount             amount
   Security         registered                 registered                 sold                sold
   --------         -----------                ----------                 ----           ---------
5.76% Asset
Backed Notes,
Class A-2          $  330,000,000          $  330,000,000          $  330,000,000          $  330,000,000


5.77% Asset
Backed Notes,
Class A-3          $  250,000,000          $  249,999,568          $  250,000,000          $  249,999,568


5.82% Asset
Backed Notes,
Class A-4          $  230,625,000          $  230,575,340          $  230,625,000          $  230,575,340


6.06% Asset
Backed Notes
Class B            $   39,375,000          $   39,363,961          $   39,375,000          $   39,363,961
                   --------------          --------------          --------------          --------------


TOTAL              $  850,000,000          $  849,938,869          $  850,000,000          $ 849,938,869


   (v) The amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered for the following:

   (A) Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to person owning ten (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer: None

   (B)  Direct or indirect payments to others:

        (1)    Underwriting discounts and commissions:           $1,719,375
        (2)    Finders' Fees:                                          $0
        (3)    Expenses paid to or for underwriters:                   $0
        (4)    Other expenses:                                         $0
        (5)    Total expenses:                                   $1,719,375


  (vi) The net offering proceeds to the issuer after deducting the total expenses: $848,219,494

 (vii) The amount of net offering proceeds to the issuer used for construction of plant, building and facilities; purchase and installation of machinery and equipment; purchase of real estate;
        acquisition of other business(es); repayment of indebtedness; working capital; temporary investments (which should be specified): None

        Any other purposes for which at least five (5) percent of the issuer's total offering proceeds or $100,000 has been used:

   (A) Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer: None

   (B)  Direct or indirect payments to others:

        The net proceeds from the sale of the securities were applied by the issuer (i) to the purchase of receivables from Chrysler Financial
        Corporation and (ii) to make the initial deposit into the Reserve
        Account: $848,219,494


(viii) This Item does not represent a material change in the use of proceeds described in the prospectus.

ITEMS 3,4,5
-----------

There is nothing to report with regard to these items.





ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------     --------------------------------

(a) The following exhibits are filed as a part of this report:

Exhibit No.
-----------

    3       Certificate of Trust of Premier Auto Trust 1998-2. Filed as
            Exhibit 3 to the Trust's Quarterly Report on Form 10Q for the period ended March 31, 1998, and incorporated herein by reference

    4.1 Amended and Restated Trust Agreement, dated as of March 1, 1998, among Premier Receivables L.L.C., Chrysler Financial Corporation and Chase Manhattan Bank Delaware, as Owner Trustee. Filed as
            Exhibit 4.1 to the Trust's Quarterly Report on Form 10Q for the period ended March 31, 1998, and incorporated herein by reference

    4.2     Indenture, dated as of March 1, 1998, between Premier Auto Trust
            1998-2 and The Bank of New York, as Indenture Trustee (excluding
            Schedule A). Filed as Exhibit 4.2 to the Trust's Quarterly Report on Form 10Q for the period ended March 31, 1998, and incorporated herein by reference

    4.3     Sale and Servicing Agreement, dated as of March 1, 1998, between
            Premier Auto Trust 1998-2 and Chrysler Financial Corporation
            (excluding Schedules A and C). Filed as Exhibit 4.3 to the
            Trust's Quarterly Report on Form 10Q for the period ended March
            31, 1998, and incorporated herein by reference

    27      Financial Data Schedule


(b) No reports on Form 8-K were filed by the Trust during the quarter for which this report is filed.



                          PREMIER AUTO TRUST 1998-2
                          -------------------------


                                  SIGNATURES
                                  ----------


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








                                   Premier Auto Trust 1998-2 (Registrant)
                          By:      Chrysler Financial Corporation, as Servicer
                                   -------------------------------------------





Date:  August 5, 1998    By:      /s/ T.F. Gilman
                                   -------------------------------------------
                                   T. F. Gilman, Vice President and Controller
                                                  Principal Accounting Officer




                          PREMIER AUTO TRUST 1998-2
                          -------------------------

                                EXHIBIT INDEX
                                -------------





    Exhibit
    Number                   Description of Exhibit
    ------                   ----------------------

      3         Certificate of Trust of Premier Auto Trust 1998-2. Filed as
                Exhibit 3 to the Trust's Quarterly Report on Form 10Q for the period ended March 31, 1998, and incorporated herein by reference

      4.1       Amended and Restated Trust Agreement, dated as of March 1,
                1998, among Premier Receivables L.L.C., Chrysler Financial
                Corporation and Chase Manhattan Bank Delaware, as Owner
                Trustee. Filed as Exhibit 4.1 to the Trust's Quarterly Report on Form 10Q for the period ended March 31, 1998, and incorporated herein by reference

      4.2       Indenture, dated as of March 1, 1998, between Premier Auto
                Trust 1998-2 and The Bank of New York, as Indenture Trustee
                (excluding Schedule A). Filed as Exhibit 4.2 to the Trust's
                Quarterly Report on Form 10Q for the period ended March 31,
                1998, and incorporated herein by reference

      4.3 Sale and Servicing Agreement, dated as of March 1, 1998, between Premier Auto Trust 1998-2 and Chrysler Financial
                Corporation (excluding Schedules A and C). Filed as Exhibit
                4.3 to the Trust's Quarterly Report on Form 10Q for the period ended March 31, 1998, and incorporated herein by reference

      27        Financial Data Schedule



