Form 10-Q
period 1998-09-30
PREMIER AUTO TRUST 1998-2
filed 1998-10-23
CIK 1061776

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q



/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

      For the quarterly period ended     September 30, 1998
                                      -------------------------

                                      OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

      For the transition period from ____________ to ___________________

Commission file number 333-31093-02
                       ------------

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
                                                   --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ X __ No _______

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


                                  PREMIER AUTO TRUST 1998-2
                         STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                                      SEPTEMBER 30, 1998
                                   (in millions of dollars)


ASSETS

Cash and Cash Equivalents (Note 1)                 $ 10.6

Receivables (Note 3)                                910.2
                                                   ------


TOTAL ASSETS                                       $920.8
                                                   ======



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 1)      $ 43.4

Asset Backed Notes (Notes 3 and 4)                  877.4
                                                   ------


TOTAL LIABILITIES AND EQUITY                       $920.8
                                                   ======

See Notes to Financial Statements.

-------     ----------------------------------


                          PREMIER AUTO TRUST 1998-2
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
     FOR THE PERIOD MARCH 1, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 1998
                           (in millions of dollars)


CASH RECEIPTS

Proceeds from Sale of Notes                           $1,050.0

Collections of Principal & Interest, and Other           212.1
                                                      --------

TOTAL CASH RECEIPTS                                    1,262.1
                                                      --------



CASH DISBURSEMENTS

Purchase of Receivables                                1,050.0

Distributions of Principal & Interest, and Other         201.5
                                                      --------

TOTAL CASH DISBURSEMENTS                               1,251.5
                                                      --------

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS         $   10.6
                                                      ========

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


NOTE 2 - RELATED PARTIES
------------------------

Premier L.L.C. is a limited liability company controlled by CFC. On May 7, 1998, CFC's parent, Chrysler Corporation ("Chrysler"), Daimler-Benz Aktiengesellschaft ("Daimler") and DaimlerChrysler Aktiengesellschaft ("DaimlerChrysler") entered into a Business Combination Agreement providing for (i) the merger of a newly created Delaware corporation with and into Chrysler ("the Chrysler Merger"); (ii) an offer by DaimlerChrysler to exchange DaimlerChrysler ordinary shares for Daimler ordinary shares; and
(iii) the merger of Daimler with and into DaimlerChrysler. In the Chrysler Merger, each share of outstanding Chrysler common stock will be converted into the right to receive DaimlerChrysler shares. As a result of these transactions, DaimlerChrysler will be owned by the former shareholders of Chrysler and Daimler, and Chrysler will be a wholly owned subsidiary of DaimlerChrysler. Both Chrysler's and Daimler's shareholders voted to approve the proposed Business Combination at separate Special Shareholders' Meetings held on September 18, 1998. The initial period for the exchange of Daimler shares for DaimlerChrysler shares occurs from September 24, 1998 through October 23, 1998.

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

------------------------------------------


                          PREMIER AUTO TRUST 1998-2
                        NOTES TO FINANCIAL STATEMENTS


NOTE 5 - FEDERAL INCOME TAXES
-----------------------------

In the opinion of outside legal counsel, for federal income tax purposes, the Notes will be characterized as debt, and the Trust will not be characterized as an association (or a publicly traded partnership) taxable as a corporation.

NOTE 6 - RECENT EVENTS
----------------------

CFC plans to convert from a corporation to a limited liability company ("LLC") on or about October 25, 1998. Conversion to an LLC will have no effect on the day-to-day operations of the servicer. The new LLC will be the surviving legal entity of a merger between Chrysler Financial Company L.L.C., a newly created Michigan limited liability company, and Chrysler Financial Corporation. Chrysler Corporation, which currently owns all of the capital stock of Chrysler Financial Corporation, will be the sole member (owner) of Chrysler Financial Company L.L.C. Upon the merger, Chrysler Financial Company L.L.C. will succeed to the operations of Chrysler Financial Corporation and will acquire its assets and assume its debt and other obligations.


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

(ii)    The name(s) of the managing underwriter(s):

        Bear, Stearns & Co. Inc.
        Merrill Lynch, Pierce, Fenner & Smith Incorporated
        Salomon Brothers Inc

(iii)   The title of each class of securities registered:

        5.76% Asset Backed Notes, Class A-2
        5.77% Asset Backed Notes, Class A-3
        5.82% Asset Backed Notes, Class A-4
        6.06% Asset Backed Notes, Class B

(iv) For each class of securities (other than a class of securities into which a class of convertible securities registered may be converted without additional payment to the issuer):

-----------------------------------------------

                                   Aggregate                                  Aggregate
                                    Price of                                  Offering
     Title                          Offering                                  Price of
      of             Amount          Amount               Amount               Amount
   Security        Registered      Registered              Sold                 Sold
   --------        ----------      ----------             ------              ---------
5.76% Asset
Backed Notes,
Class A-2         $330,000,000    $330,000,000         $330,000,000         $330,000,000
                  ------------    ------------         ------------         ------------

5.77% Asset
Backed Notes,
Class A-3         $250,000,000    $249,999,568         $250,000,000         $249,999,568
                  ------------    ------------         ------------         ------------

5.82% Asset
Backed Notes,
Class A-4         $230,625,000    $230,575,340         $230,625,000         $230,575,340
                  ------------    ------------         ------------         ------------

6.06% Asset
Backed Notes
Class B           $ 39,375,000    $ 39,363,961         $ 39,375,000         $ 39,363,961
                  ------------    ------------         ------------         ------------

TOTAL             $850,000,000    $849,938,869         $850,000,000         $849,938,869
                  ============    ============         ============         ============

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

-------  -------------------------------

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




                                  Premier Auto Trust 1998-2 (Registrant)
                            By:   Chrysler Financial Corporation, as Servicer
                                  -------------------------------------------




Date:  October 19, 1998     By:    /s/ T. F. Gilman
                                  -------------------------------------------
                                  T. F. Gilman, Vice President and Chief
                                          Financial Officer

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